Form 10-K
period 1996-04-30
PATHFINDER DATA GROUP INC
filed 1999-06-22
CIK 718499

                                               Total number of pages: 23
                                               Index to Exhibits: page 20
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the fiscal year ended April 30, 1996. Commission File Number
    0-15089.

       PATHFINDER DATA GROUP INC. (formerly RAINBOW EQUITIES,LTD.)
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Colorado                            84-0906205
    ----------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)             Identification No.)

        20 Commerce Park North,  Bedford, New Hampshire, 03110
    ----------------------------------------------------------------------
                (Address of principal executive offices)      (Zip Code)

    Registrant's telephone number, including area code: (603) 628-2888

    Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each Exchange on
            Title of each Class                     which registered
            -------------------                 ------------------------

                NONE                                    NONE

    Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 par value
    ----------------------------------------------------------------------
                             (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ____.       No _X___.

      The number of shares of the Common Stock of the Registrant outstanding on June 30, 1996 was 2,176,192. The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant as of June 30, 1996 was approximately $9,000.

                    DOCUMENTS INCORPORATED BY REFERENCE
See Exhibit Description Index on Page  20   .



                                PART I

    ITEM 1.   Business

    General

    The Registrant was incorporated under the laws of the State of Colorado on March 11,1983 under the name Sterling Properties,Ltd. to engage in, the business of investing and dealing in all types of real property. On June 6, 1983 the Registrant changed its name to Rainbow Equities,Ltd., and again on October 31, 1986 , the Registrant changed its name to its present one, Pathfinder Data Group Inc.

    Prior to its acquisition of Pathfinder Database, Inc. described below, the Registrant's activities were limited (i) to the purchase of a commercial building in Aurora, Colorado in January, 1984, which it subsequently sold on November 1, 1985 for $600,000 in cash and (ii) the acquisition for $1,000,000 on January 21, 1985 of 3,600,000 shares of Dallas Investments,Inc., a Utah corporation which operated a country club resort and interval ownership development located near Dallas, Texas, which shares were sold back to Dallas Investments,Inc. on July 15, 1986 for nominal consideration.

    On May 7, 1986, the Danzar Investment Group, Inc. ("Danzar"), 12740 Hillcrest Road, Suite 209, Dallas, Texas 75230, executed an agreement to sell 51,749,271 shares of the Registrant to Allan S.Wolfe (President of the Registrant) in exchange for $30,000.00. On May 19, 1986, the closing took place.In conjunction with the transaction described above, the Registrant executed on May 7, 1986, a Stock Purchase Agreement with Allan S. Wolfe, Sidney Hoffman and Martin Littleton whereby the Registrant was to issue an additional 950,000 shares of its Common Stock in exchange for all of the issued and outstanding Common Stock of Pathfinder Database, Inc. ("Pathfinder"), a privately-held Delaware corporation with its former offices at 27 Zachary Road, Manchester, New Hampshire 03103. Prior to May 7, 1986, the Registrant had disposed of its principal asset and as of April 30, 1986 ( end of fiscal year) the Registrant showed assets of $5,770 and liabilities of $1,417. The Registrant was inactive and essentially a "public shell" at the time of Allan S. Wolfe's stock purchase.

    At the Annual Meeting of the Registrant's Shareholders held on October 29, 1986, the Shareholders approved a reverse stock split of 1 share for each 100 shares then issued and outstanding in order to accommodate the Registrant's issuance of 950,000 shares of its Common Stock to Wolfe, Hoffman and Littleton for all of the shares of Pathfinder as
    described  above.   The Registrant's  shareholders  then  approved  the
    purchase of all of the shares of Pathfinder in exchange for the Registrant's shares.


    On December 1, 1986, Wolfe purchased from Littleton 40,000 shares of the Registrant's common stock at $.75 per share. The purchase took the form of a note cancellation by Wolfe. In addition, on December 22,1986, the Registrant purchased the balance of the shares owned by Littleton (163,045) at an average price of $.037 per share. On September 21,1987, a then Board Member ( Daniel Wettreich) exercised options purchasing 90,000 shares of common stock at $.10 per share, all pursuant to the Registrant's Stock Option Plan. The balance of Wettreich's options for an additional 10,000 shares expired without his exercise thereof.

    In December, 1988, the Registrant transferred to its wholly owned,newly formed Delaware corporation, Database Technologies Inc. ("DTI"), its database which forms the basis of this new corporation. DTI is and will be providing data to insurance companies for claims handling and ultimately for its product replacement.

    Subsequent to the aforementioned transfer, the Registrant sought SEC approval by No-Action Letter permitting the Registrant to spin-off by way of a stock distribution the stock it held in DTI. After obtaining from the SEC a No-Action Letter dated January 25, 1989, DTI filed Form 10 and Amendments with the SEC effective May 26, 1989. Thereafter, the Registrant distributed DTI shares to its shareholders on a one for one basis to stockholders of record on June 9, 1989. Stock certificates of DTI were mailed to the Registrant's shareholders on July 7, 1989.

    The Registrant, through its wholly-owned subsidiary Pathfinder Database Inc. ("Pathfinder"), was engaged in the business of the replacement of products as a result of insurance losses. Pathfinder provided these services to property and casualty insurance companies. The product replacement service allows insurance companies to replace merchandise lost through either fire, natural disaster, or theft with new products. Through agreements with major manufacturers, Pathfinder had products shipped directly to the insured in settlement of claims made.

    Experiencing significant cash problems, on June 30, 1989 Pathfinder filed in the United States Bankruptcy Court, District of New Hampshire, (Docket No. BK-89-606), a voluntary Petition seeking reorganization under Chapter 11 of the Bankruptcy Code. Pathfinder, as a result of its inability to devise a successful Plan of Reorganization, was converted to a Chapter 7 liquidating proceeding by the Bankruptcy Court, December 13, 1989. As a consequence thereof, the Registrant was without an operating business.The case was closed as a "no-asset" case on February 4, 1994, as per the Trustee's request.

                                        3

    During the period Pathfinder did business as a Debtor-in-Possession it sold, pursuant to a Court Order, its Atlanta, Georgia operation for $30,000, $5,000 cash and a note of $25,000. All of these properties are in the hands of the Liquidating Trustee appointed by the Bankruptcy Court.

    In addition, the Registrant sold the premises in which it had maintained its offices on Zachary Road in Manchester, New Hampshire to Stephen C. Buckawicki on November 8, 1969 for $160,000. After payment of the various liens, including a first mortgage, the Registrant netted $15,619.85. On November 29,1989 the Registrant sold to James A Hanover, Sr. its stock interest in Allan James Inc. for $60,000, $5,000 in cash and the balance by a note of $55,000.

    As a result of the appointment of a Liquidating Trustee for Pathfinder and the sale by the Registrant of the real property on Zachary Road and its stock interest in Allan James Inc., the registrant was essentially without assets.

    Customers

    Inasmuch as approximately 75 % of the Registrant's revenues had been derived from sales by Pathfinder to one customer, Allstate Insurance Company ("Allstate"), termination of its business with the Registrant effectively precluded Pathfinder from remaining a viable business,which in turn deprived the Registrant of its only operating entity.Presently, as the Registrant does not have any operating units, it is without customers.

    Competition

    The Registrant faced competition from other companies providing similar services, some of which were larger and have substantially greater financial resources, business experience, technical resources and marketing organizations.

    Government Regulation

    Compliance with federal, state and local provisions which have been enacted or adopted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment, has not had in the past, and the Registrant believes, will not have in the future, a material effect upon the capital expenditures, earnings or competitive position of the Registrant.


                                     4

    Employees

    Presently, the Registrant does not have any employees.

    The Registrant has never had a work stoppage and regards its employee relations as satisfactory.The Registrant's employees are not covered by collective bargaining agreements.

    ITEM 2.   Properties

    The Registrant occupies one (1) premise,as a tenant of space which is located at 20 Commerce Park North, Bedford, New Hampshire 03110, and consists of a small part of the approximately 500 square feet of office space leased by Dataware Technologies,LLC.

    ITEM 3.   Legal Proceedings

    The Registrant is not involved in any material legal proceedings.

    ITEM 4.   Submission of Matters to a Vote of Security Holders

    Inapplicable.




                                     5

                                    PART II



     ITEM 5. Market for the Registrant's Common Stock and Related Securities Holder Matters

    (a) The Registrant's Common Stock is traded over-the-counter. The following sets forth the range of the closing bid prices for the Registrant's Common Stock for the period July 31, 1986 through December 31,1989. These prices represent dealer quotations, and do not represent actual transactions, and do not include retail mark-ups or mark-downs or commissions. The prices were determined from information obtained from the National Quotation Bureau Incorporated.

    Month                       Low Bid                       High Bid
    -----                       --------                        -------
    July 31, 1986                 $0.50*                       $1.50*
    October 31, 1986               0.50*                        1.00*
    January 31, 1987               1.00                         1.50
    April 30, 1987                 0.75                         1.25
    July 31,1987                   0.75                         1.00
    October 31, 1987               0.50                         0.75
    January 31, 1988               0.375                        0.625
    April 30,1988                  0.375                        0.625
    July 31, 1988                  0.375                        0.375
    October 31, 1988               0.50                         0.50
    January 31, 1989               0.50                         0.50
    April 30, 1989                 1.00                         1.00
    July 31, 1989                   .05                          .05
    October 31, 1989                .05                          .05

    Commencing with January 1, 1990, the bid has never varied from $0.01. At the present time there is no quoted market for the shares.
    ____________________________________________________________________
        *Adjusted to reflect the reverse stock split of 1 for 100 which occurred in November, 1986.

    The approximate number of holders of record of the Common Stock of the Registrant as of December 31, 1995 was 786.

    No cash dividends have ever been declared by the Registrant. While the payment of cash dividends rests within the discretion of the Board of Directors, the Registrant proposes to retain earnings, if any, in the foreseeable future for use in the development of its business. It is not anticipated that cash dividends will be paid in the foreseeable future. The payment of dividends is contingent upon future earnings, if any, the Registrant's financial condition and capital requirements, general business conditions and other factors.


    ITEM 6.   SELECTED FINANCIAL DATA

         The Financial Data for the year ending April 30, 1996 is the same as the years ending , April 30, 1992, April 30, 1993, April 30, 1994 and April 30, 1995 , all of which are on file with the commission.







                                       7

    ITEM 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              The Registrant's principal business was providing services to property and casualty insurance companies. As previously discussed,the Registrant does not conduct any business presently.

         Sales & Revenues

              The Registrant has not generated any sales or revenues since it's wholly owned subsidiary, Pathfinder Database, Inc. which had filed a Chapter 11 petition converted to a Chapter 7 filing in December 1989. This was the Registrant's sole source of sales and revenues.

         Operating Costs and Expenses

               The Registrant does not incurred any operating costs or any expenses because it has effectively ceased operations. Any small expenses incurred through filings etc. are paid by the majority shareholder, Chairman and President of the Registrant.

         Liquidity and Capital Resources

               The Registrant's effort, to raise a sufficient amount of capital for its wholly owned subsidiary, Pathfinder Database Inc. to continue its operations was unsuccessful. Therefore Pathfinder Database,Inc. was forced seek protection under Chapter 11 of the Bankruptcy Code,on June 30, 1989.All sources of capital responded negatively to the Registrant's proposals.

               Unable to develop a Plan or Reorganization, the subsidiary Pathfinder Database, Inc. was converted to a Chapter 7 by the Bankruptcy Court and closed as a "no asset" case.

               Thus at the present time the Registrant does not have any liquidity or capital resources available.




                                       8

    ITEM 8.   Financial Statements and Supplementary Data

    See the following pages. The Table of Contents to Financial Statements and Supplementary Data is found at Item 14.





     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL STATEMENTS

         There were no disagreements with any of the Registrant's accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope of procedure, in connection with the audits of said fiscal year or any such engagement, which disagreements if not resolved to then satisfaction of such accountants would have caused such accountants to make reference in connection with their report to the subject matter of the disagreement.


BERRY,DUNN.McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS


INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Pathfinder Data Group, Inc.

We have audited the accompanying balance sheet of Pathfinder Data Group, Inc. as of April 30, 1996, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.The financial statements of Pathfinder Data Group, Inc. as of April 30, 1995, and for the year then ended have been audited by other auditors. That report, dated September 22, 1995, expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Pathfinder Data Group, Inc. as of April 30, 1996,and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnote, the Company has no assets, liabilities or operating business. Because of these factors, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in the footnote. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berry,Dunn,McNeil & Parker

Manchester, New Hampshire
November 30, 1998
                                     10


                       PATHFINDER DATA GROUP, INC.

                             Balance Sheets

                          April 30, 1996 and 1995



                                 ASSETS
                                                            1996       1995

 Total assets                                          $      -    $      -



                       LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                            1996       1995
 Total liabilities                                     $      -    $      -

 Shareholders' deficit
   10% Series A cumulative convertible preferred stock,
    par value $.001; authorized 100,000 shares; stated
    value $10; issued and outstanding 7,600 shares        76,000     76,000
   Common stock - $.001 par value; authorized
    125,000,000 shares; issued and outstanding
    2,176,192 shares                                       2,176      2,176
   Additional paid-in capital                            167,414    167,414
   Accumulated deficit                                  (245,590)  (245,590)

                                                       $       -  $       -




The accompanying note is an integral part of these financial statements.

                                    11

                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

                  For the Years Ended April 30, 1996 and 1995


                                                        1996    1995
Revenue                                                $  -    $   -

Operating expenses

        Loss from operations                               -       -

Nonoperating income

        Net loss                                       $   -   $   -

Loss per common share                                  $ .00   $ .00






The accompanying note is an integral part of these financial statements.

                                   -3-


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

                  For the Years Ended April 30, 1996 and 1995


                                                            1996    1995

  Cash flows from operating activities
        Net loss                                            $  -    $  -

            Net cash used in operating activities              -       -

  Net increase in cash                                         -       -

  Cash, beginning of year                                      -       -

  Cash, end of year                                         $  -    $  -








The accompanying note is an integral part of these financial statements.

                                   13

                             PATHFINDER DATA GROUP, INC.

                           Notes to Financial Statements

                             April 30, 1996 and 1995


1.	Organization

        Pathfinder Data Group, Inc. (the Company) has no assets, liabilities, or operating business. It has no plans to acquire assets or an operating business. The Board of Directors is actively seeking a buyer which can benefit from its publicly traded status. Given the above, additional, customary footnote disclosures are not deemed as being required to present the accompanying financial statements in accordance with generally accepted accounting principles.




                                     -5-

                                     14
<PAGE.


                                     PART III

   ITEM 10.   Directors and Executive Officers

        Name                            Age      Position
        ----                            ---      --------

   Allan S. Wolfe (1)                    64      Chairman of the Board,
                                                 President and Treasurer

   Betty Wolfe                           59      Secretary and a Director

   Robert A. Boyd                        61      Director

   Directors are elected to serve one-year terms and until successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. A description of the directors follows:

   (1) Mr. Wolfe is the only director and officer who will be actively engaged on a daily basis in the Registrant's business.

   ALLAN S. WOLFE, 64, is the President, Treasurer, Chairman of the Board of Directors, and majority shareholder of the Registrant. He has been Chief Executive Officer of Pathfinder from October, 1984 to present and President, Treasurer, and Chairman of the Board of the Registrant since May, 1986; from 1980 to 1984 he was Vice President of Audio of New England, Inc. , a corporation engaged in the same business as Pathfinder, as well as the retailing of hi-fi equipment to the public. He also serves since November , 1988 as President, Treasurer, and Chairman of the Board of Database Technologies,Inc. He was elected a Director of Camelot Corp. in May 1993 a public corporation headquartered in Dallas, Texas.

   BETTY WOLFE, 59, was formerly employed by Pathfinder Database, Inc. and Pathfinder Data Group Inc. since 1984. She is the wife of Allan S. Wolfe, President of the Registrant. Her capacity with Pathfinder Database, Inc. and Pathfinder Data Group Inc. was that of secretary and bookkeeper. Her functions were administrative. She also serves on the Board of Directors of Database Technologies,Inc.

   ROBERT A. BOYD, 61, is Product Manager of Interealty Corporation. Prior this position he was Vice President of Product Planning for Realtron Corporation. Prior to this position he was President of the Reeves Group Inc., a wholly owned subsidiary of Realtron Corporation which was engaged in new business development. Prior to that position Executive Vice President of Realtron Corporation, computer online and publishing services vendor to the real estate industry. Immediately prior to his employment with Realtron Corporation, he was a partner of The Roberts Company, computer systems consultants to Real Estate Boards, Multiple Listings Services and Multiple Listings Services vendor.

   At the Annual Meeting of the Registrant's Stockholders held October 28, 1988, the Stockholders approved an amendment to the Articles of Incorporation which to the fullest extent permitted by the Colorado Corporation Code eliminates the liability of the directors of the Registrant to the Registrant or its stockholders for monetary damages for breaches of their fiduciary duties as directors.

                                   15

   ITEM 11.   Executive Compensation

              There is no executive compensation.

   Each of the directors serves until the next annual meeting of stockholders. Each executive officer serves at the pleasure of the Board of Directors.

   On June 1, 1986, the Registrant granted to each of Allan S. Wolfe, Sidney Hoffman, Martin Littleton (then a Director and Vice President of the Registrant) stock options to purchase 100,000 shares of the Common Stock of the Registrant at an exercise price of $.10 per share for a term of ten years pursuant to the Registrant's Non-Qualified Stock Option Plan which was approved by the stockholders of the Registrant at its annual meeting on October 29, 1986 (the "Plan"). The options granted to Mr. Littleton have since lapsed.

   An aggregate of 400,000 shares of the Registrant's Common Stock had been reserved for issuance under the Plan. The Plan, which is administered by the Board of Directors, permits options to be granted (i) only to officers, directors and employees of the Registrant and its subsidiaries and (ii) at prices not less than the fair market value on the grant. Options granted under the Plan must be exercisable no later than ten years after the date of grant and are non-transferable by the optionee, except in the event of death.

   The following said options have been exercised. On September 21, 1987, Wettreich exercised his options purchasing 90,000 shares at $.10 per share. He did not exercise his remaining options for 10,000 shares which have since expired.The stock options originally granted Littleton,a former Board member,have since expired. At the October 28, 1987 Board Meeting,additional stock options were granted to Robert A. Boyd and E. Joseph Simmon, Jr. of 50,000 shares each at the market price as of October 27, 1987, which was $.50 per share. Mr. Simmons resigned on July 29, 1988 and his options expired.

   On December 30, 1988, Mr. Wolfe exercised his options, purchasing 100,000 shares at $.10 per share. On May 8, 1989 Mr. Hoffman, a former director,who resigned June 29, 1989, exercised his options, purchasing 100,000 shares at $.10 per share. On April 26, 1989, Mr. Boyd exercised his options on 10,000 shares at $.50.All remaining options have expired or were cancelled.

   The Registrant currently maintains no employee benefit plans other than the Plan but may in the future adopt pension, profit-sharing and other employee benefit plans.
                                          16


   ITEM 12.   Security Ownership of Certain Beneficial
              Owners and Management

   Security Ownership of Certain Beneficial Owners
   -----------------------------------------------

   The following table sets forth information, after distribution, with respect to each person known to the management of the Registrant who will be the beneficial owner of more than five percent of the Common Stock of the Registrant. To the knowledge of the Registrant, each such stockholder will have sole voting power and sole investment power over the securities.

   Name and Address              Amount and Nature                Percent
   of Beneficial Owner           of Beneficial Ownership          Of Class
   -------------------           -----------------------          --------

   Allan S. Wolfe                    1,283,658  (1)                 56.27%
   38 Mulberry Lane
   Bedford, NH  03110

   Sidney Hoffman                      178,789  (2)                  7.83%
   151 Tremont Street
   Boston MA  02111

   Zara E. Wettreich and               109,881  (3)                  4.81%
   Hermina Inc.
   TR/O Wettreich Heritage Trust
   w/Agrmt dtd 4/28/86
   12740 Hillcrest Road
   Dallas, TX  75230


   Robert A. Boyd                       59,030  (4)                  2.58%
   4101 N.E. 24th Ave.
   Lighthouse Point
   Florida 33064
   ---------------------------
   (1) Includes 1,000 shares in the name of Betty Wolfe, a director of Registrant and wife of Allan S. Wolfe. On August 1, 1989 Allan S. Wolfe sold 20,000 shares.

   (2)  Sidney Hoffman  sold 18,000  shares between May 1, 1989 and June 7,
        1989.

   (3) Daniel Wettreich,a former President and Director of the Registrant, is the husband of Zara E. Wettreich.

   (4) Includes presently exercisable options held by Mr. Boyd to purchase 40,000 shares of Common Stock.



                                            17

    Security Ownership of Management
    --------------------------------

    The following table sets forth, after distribution, the number of shares of Common Stock, $.001 par value per share, of the Registrant beneficially owned by each director and all directors and officers of the Registrant as a group. Except as otherwise noted, the named individual will have sole voting power and sole investment power over the securities.

    Name of                     Amount and Nature               Percent
    Beneficial Owner            Beneficial Ownership            of Class
    ----------------            --------------------            --------

    Allan S. Wolfe                   1,282,658                  56.27%  (1)

    Betty Wolfe                          1,000

    Robert A. Boyd                      59,030                   2.58%  (2)

    All directors and officers       1,342,688                  58.85%
    as a group (3 persons)

    ----------------------------
    (1)  The combined percentage interest of Allan S. Wolfe and Betty Wolfe.

    (2) Includes presently exercisable options held by Mr. Boyd to purchase 40,000 shares of Common Stock.

    There are no arrangements known to the Registrant,the operation of which at a subsequent date may result in a change of control to the Registrant.


    ITEM 13.   Certain Relationships and Related Transactions

    On May 7, 1986, Danzar Investment Group, Inc., which was the then controlling stockholder of the Registrant, executed an agreement with Allan S. Wolfe, pursuant to which Danzar sold to Mr. Wolfe on May 9, 1986, 51,749,271 shares of the Registrant, which on the date of the transaction constituted approximately 51% of the then issued and outstanding shares of Common Stock of the Registrant at a purchase price of $30,000. As a consequence of such transaction, Allan S. Wolfe became a controlling person of the Registrant.


    In a related transaction, on May 7, 1986, the Registrant and Allan S. Wolfe, Martin Littleton and Sidney Hoffman ( collectively, the "Wolfe Group") entered into a Stock Purchase Agreement, pursuant to which the Registrant agreed to purchase all of the issued and outstanding shares of capital stock of Pathfinder Database,Inc. a Delaware Corporation, in consideration of the issuance to the Wolfe Group of an aggregate of 950,000 shares of the Common Stock ( post reverse split shares ) of the Registrant, subject to the approval of the proposed sale by the then stockholders of the Registrant.

    On October 1986, following the approval by the stockholders of the Registrant of a 1 for 100 reverse split of the Registrant's Common Stock and the aforesaid issuance of 950,000 post-split shares of Common Stock to the Wolfe Group, the Registrant issued to Messrs. Wolfe, Littleton and Hoffman, 650,166, 203,045 and 96,789 shares of Common Stock respectively, in exchange for all of the issued and outstanding shares of capital stock of Pathfinder.

    On December 1, 1986, Allan S. Wolfe purchased from Martin Littleton, 40,000 shares of the Registrant's Common Stock. On December 22, 1986, the Registrant repurchased from Mr. Littleton, who resigned as a director of the Registrant, the remaining 163,045 shares of Common
    Stock of the Registrant then owned by Mr. Littleton for an aggregate purchase price of $6000.

    On September 21, 1987, Daniel Wettreich, a Board member, exercised options purchasing 90,000 shares of common stock at $.10 per share, but failed to exercise the remaining options to purchase an additional 10,000 shares which have since expired. At the October 28, 1987 Board Meeting additional stock options were granted to Robert A. Boyd and E. Joseph Simmons, Jr. of 50,000 shares at 2/3 of the market price as of October 27, 1987, which was $.50 per share. The options issued to E. Joseph Simmons, Jr. have since lapsed.

    On December 30, 1988 Allan S. Wolfe purchased 100,000 shares of common stock at $.10 per share exercising his options. On April 26,1989 Robert
    A. Boyd exercised his options on 10,000 shares at $.50 per share. He has remaining options on 40,000 shares at $.50 per share. On May 8,1989 Sidney Hoffman, a former director, exercised his options purchasing 100,000 shares at $.10 per share.

    The Registrant sold from its treasury 100,000 shares to Robert and JoAnne Olender and 50,000 shares to Sheldon Maschler. The sales took place February 17, 1989 and March 20, 1989, respectively. In addition, Robert A. Boyd purchased from the treasury an additional 3,045 shares on April 3, 1989.

    A former director of the Registrant, Sidney Hoffman, sold 18,000 shares of the Registrant's stock between May 1, 1989 and June 7, 1989, leaving him with 179,789 shares. Allan S. Wolfe, the principal owner, officer and director of the Registrant, sold 20,000 shares on August 1, 1989, leaving him with 1,282,658.
                                            19

                                Part IV

    ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The financial statements and schedules filed with this report are as follows:

    Pathfinder Data Group Inc.

    1.         Financial Statements                             Page
               --------------------                             ----

               Report of Independent Certified
               Public Accountant                                  10

               Statement of Consolidated Balance Sheet for
               the year ended April 30, 1996                      11

               Consolidated Statement of Operations for the
               year ended April 30, 1996                          12


               Statement of Consolidated Cash Flow for
               the year ended April 30, 1996                      13

               Notes to Consolidated Financial Statements
               April 30, 1996                                     14

    All other schedules have been omitted because they are inapplicable or the required information is included elsewhere in the Financial Statements or the notes thereto.

         (b)   Reports on Form 8-K
               --------------------

    There are no current reports on Form 8-K filed by the Registrant during the quarter ended April 30,1996.

         (c)   Exhibits
               --------

    Reference is made to the Exhibit Index which begins on page 22 of this report.

         (d)   Financial Statement Schedules
               -----------------------------

    Reference is made to the Index to Financial Statements and Schedules included herein.


                                   Signatures
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PATHFINDER DATA GROUP INC.

                                               s/Allan S. Wolfe

                                           By: ______________________
                                               Allan S. Wolfe,
                                               President and Treasurer

                                           Date: June 22,1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        (i)  Principal Executive Officer and Principal Financial Officer:
             -----------------------------------------------------------

             s/Allan S. Wolfe                           June 22, 1999

             ----------------------------             -----------------
             Allan S. Wolfe - Chairman of the Board,       (Date)
                              President, Chief Executive
                              Officer and Chief Financial Officer

        (ii) A Majority of the Directors
             ---------------------------

              s/Allan S. Wolfe                          June 22, 1999
             ----------------------------             -----------------
             Allan S. Wolfe                                (Date)


              s/Betty L. Wolfe                          June 22, 1999
             ----------------------------             -----------------
             Betty Wolfe                                   (Date)

              s/Robert A. Boyd                          June 22, 1999

             ----------------------------             -----------------
             Robert A. Boyd                                (Date)


                               INDEX TO EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K OF
                             PATHFINDER DATA GROUP, INC.
                      for the Fiscal Year Ended April 30, 1996

        EXHIBIT                                                 PAGE
        NUMBER          EXHIBIT DESCRIPTION                     NUMBER
        -------         -------------------                     ------

          3 (a)         Certificate if Incorporation              *
                        of the Registrant

          3 (b)         By-Laws of the Registrant                 *

          10(a)         Stock Option Plan of the                  * *
                        Registrant

          10(b)         Lease dated as of March 7, 1986           * *
                        between Equitec Real Estate
                        Investors Fund XIII and
                        Pathfinder Database,Inc.

          10(c)         Lease dated August 9, 1986                * *
                        between Pacific Farms #1 and
                        Pathfinder Replacement Services
                        of California

          10(d)         Agreement between Pathfinder              * *
                        Database Inc. and Allstate Insurance
                        Company dated August 5, 1985

          10(e)         Sales Agreement dated July 30, 1985       * *
                        between Steve Buckawicki/Lainco Inc.
                        and Allan S. Wolfe and Betty L.Wolfe:
                        assignment dated June 15, 1986 from
                        Allan S. Wolfe and Betty L. Wolfe to
                        Pathfinder Database,Inc.

          10(f)         Lease dated September 12, 1987            * * *
                        between William W. Ballreich and
                        Pathfinder Replacement Services of
                        California

          10(g)         Closing Statement of Sale by Registrant   * * * *
                        to Steve Buckawicki

          10(h)         Agreement of Sale between Pathfinder      * * * *
                        Database, Inc. and Great Lakes
                        Collections, Inc.


          10(i)         Agreement of Sale between Registrant       * * * *
                        and Hanover

          10(j)         General Release Issued by Sullivan         * * * * *
                        Bille & Company to Registrant

          22(a)         List of subsidiaries

         ------------------
         * Filed with the Registrant's Registration Statement on April 22, 1983, File No. 2-83281, and incorporated herewith by reference.

         * * Filed with the Registrant's Form 10-K for the Ten Months ended April 30, 1987, and incorporated herewith by reference.

         * * * Filed with the Registrant's Form 10-K for the year ended April 30, 1988, and incorporated herewith by reference.

         * * * * Filed with the Registrant's Form 10-K for the year ended April 30, 1989, and incorporated herewith by reference.


         * * * * * Filed with the Registrant's Form 10-K for the year ended April 30, 1990, and incorporated herewith by reference.
