Form 10-K
period 1997-04-30
PATHFINDER DATA GROUP INC
filed 1999-06-22
CIK 718499

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

    For the fiscal year ended April 30, 1997. Commission File Number
    0-15089.

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

        Yes ____.       No _X___.

      The number of shares of the Common Stock of the Registrant outstanding on June 30, 1997 was 2,176,192. The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant as of June 30, 1997 was approximately $9,000.

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

    The approximate number of holders of record of the Common Stock of the Registrant as of December 31, 1996 was 786.

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


    ITEM 6.   SELECTED FINANCIAL DATA

         The Financial Data for the year ending April 30, 1997 is the same as the years ending , April 30, 1993, April 30, 1994, April 30, 1995 and April 30, 1996 , all of which are on file with the commission.







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


BERRY,DUNN.McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS


INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Pathfinder Data Group, Inc.

We have audited the accompanying balance sheets of Pathfinder Data Group, Inc. as of April 30, 1997 and 1996, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Pathfinder Data Group, Inc. as of April 30, 1995, have been audited by other auditors. That report, dated September 22, 1995, expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Pathfinder Data Group, Inc. as of April 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended April 30,1997 and 1996, in conformity with generally accepted accounting principles.

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

Berry,Dunn,McNeil & Parker

Manchester, New Hampshire
November 30, 1998
                                     10


                       PATHFINDER DATA GROUP, INC.

                             Balance Sheets

                          April 30, 1997 and 1996



                                 ASSETS
                                                            1997       1996

 Total assets                                          $      -    $      -



                       LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                            1997       1996
 Total liabilities                                     $      -    $      -

 Shareholders' deficit
   10% Series A cumulative convertible preferred stock,
    par value $.001; authorized 100,000 shares; stated
    value $10; issued and outstanding 7,600 shares        76,000     76,000
   Common stock - $.001 par value; authorized
    125,000,000 shares; issued and outstanding
    2,176,192 shares                                       2,176      2,176
   Additional paid-in capital                            167,414    167,414
   Accumulated deficit                                  (245,590)  (245,590)

                                                       $       -  $       -




The accompanying note is an integral part of these financial statements.

                                    11

                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

                  For the Years Ended April 30, 1997,1996 and 1995


                                         1997          1996    1995
Revenue                                  $  -         $  -    $   -

Operating expenses

        Loss from operations                -              -       -

Nonoperating income                         -              -       -
      Net loss                           $  -          $   -   $   -

Loss per common share                    $.00          $ .00   $ .00






The accompanying note is an integral part of these financial statements.

                                   -3-


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

                  For the Years Ended April 30,1997, 1996 and 1995


                                               1997         1996    1995

  Cash flows from operating activities

        Net loss                               $  -         $  -    $  -

          Net cash used in operating activities   -            -       -

  Net increase in cash                            -            -       -

  Cash, beginning of year                         -            -       -

  Cash, end of year                             $.00        $.00    $.00








The accompanying note is an integral part of these financial statements.

                                   13

                             PATHFINDER DATA GROUP, INC.

                           Notes to Financial Statements

                             April 30, 1997,1996 and 1995


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




                                     -5-

                                     14
<PAGE.


                                     PART III

   ITEM 10.   Directors and Executive Officers

        Name                            Age      Position
        ----                            ---      --------

   Allan S. Wolfe (1)                    65      Chairman of the Board,
                                                 President and Treasurer

   Betty Wolfe                           60      Secretary and a Director

   Robert A. Boyd                        62      Director

   Directors are elected to serve one-year terms and until successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. A description of the directors follows:

   (1) Mr. Wolfe is the only director and officer who will be actively engaged on a daily basis in the Registrant's business.

   ALLAN S. WOLFE, 65, is the President, Treasurer, Chairman of the Board of Directors, and majority shareholder of the Registrant. He has been Chief Executive Officer of Pathfinder from October, 1984 to present and President, Treasurer, and Chairman of the Board of the Registrant since May, 1986; from 1980 to 1984 he was Vice President of Audio of New England, Inc. , a corporation engaged in the same business as Pathfinder, as well as the retailing of hi-fi equipment to the public. He also serves since November , 1988 as President, Treasurer, and Chairman of the Board of Database Technologies,Inc. He was elected a Director of Camelot Corp. in May 1993 a public corporation headquartered in Dallas, Texas.

   BETTY WOLFE, 60, was formerly employed by Pathfinder Database, Inc. and Pathfinder Data Group Inc. since 1984. She is the wife of Allan S. Wolfe, President of the Registrant. Her capacity with Pathfinder Database, Inc. and Pathfinder Data Group Inc. was that of secretary and bookkeeper. Her functions were administrative. She also serves on the Board of Directors of Database Technologies,Inc.

   ROBERT A. BOYD, 62, is Product Manager of Interealty Corporation. Prior this position he was Vice President of Product Planning for Realtron Corporation. Prior to this position he was President of the Reeves Group Inc., a wholly owned subsidiary of Realtron Corporation which was engaged in new business development. Prior to that position Executive Vice President of Realtron Corporation, computer online and publishing services vendor to the real estate industry. Immediately prior to his employment with Realtron Corporation, he was a partner of The Roberts Company, computer systems consultants to Real Estate Boards, Multiple Listings Services and Multiple Listings Services vendor.

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

                                Part IV

    ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The financial statements and schedules filed with this report are as follows:

    Pathfinder Data Group Inc.

    1.         Financial Statements                             Page
               --------------------                             ----

               Report of Independent Certified
               Public Accountant                                  10

               Statement of Consolidated Balance Sheet for
               the year ended April 30, 1997                      11

               Consolidated Statement of Operations for the
               year ended April 30, 1997                          12


               Statement of Consolidated Cash Flow for
               the year ended April 30, 1997                      13

               Notes to Consolidated Financial Statements
               April 30, 1997                                     14

    All other schedules have been omitted because they are inapplicable or the required information is included elsewhere in the Financial Statements or the notes thereto.

         (b)   Reports on Form 8-K
               --------------------

    There are no current reports on Form 8-K filed by the Registrant during the quarter ended April 30,1997.

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


                                           PATHFINDER DATA GROUP INC.

                                                s/Allan S.Wolfe

                                           By: ______________________
                                               Allan S. Wolfe,
                                               President and Treasurer

                                           Date: June 22, 1999

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

              s/Betty L.Wolfe                          June 22, 1999

             ----------------------------             -----------------
             Betty Wolfe                                   (Date)

              s/Robert A. Boyd                         June 22, 1999

             ----------------------------             -----------------
             Robert A. Boyd                                (Date)


                               INDEX TO EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K OF
                             PATHFINDER DATA GROUP, INC.
                      for the Fiscal Year Ended April 30, 1997

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