Form 10-K
period 1999-04-30
PATHFINDER DATA GROUP INC
filed 1999-07-21
CIK 718499

                                               Total number of pages: 24
                                               Index to Exhibits: page 21
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the fiscal year ended April 30, 1999. Commission File Number
    0-15089.

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

        Yes ____.       No _X___.

      The number of shares of the Common Stock of the Registrant outstanding on June 30, 1999 was 2,176,192. The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant as of June 30, 1999 was approximately $9,000.

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

    The approximate number of holders of record of the Common Stock of the Registrant as of December 31, 1998 was 786.

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


    ITEM 6.   SELECTED FINANCIAL DATA

         The Financial Data for the year ending April 30, 1999 is the same as the years ending , April 30, 1998, April 30, 1997, April 30, 1996 and April 30, 1995 , all of which are on file with the commission.







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




                                       8

    ITEM 8.   Financial Statements and Supplementary Data

    See the following pages. The Table of Contents to Financial Statements and Supplementary Data is found at Item 14.





     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL STATEMENTS

         The Registrant file a Form 8K on July 19,1999 notifying of a change of its Certifying Accountant firm to Ferrari &
     Associates,PC.

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

                                      9




        FERRARI & ASSOCIATES, P.C.
        CERTIFIED PUBLIC ACCOUNTANTS


                        INDEPENDENT AUDITORS' REPORT


        The Stockholders and Board of Directors
        Pathfinder Data Group,Inc.

        We have audited the accompanying balance sheet of Pathfinder Data Group,Inc. as of April 30, 1999, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pathfinder Data Group,Inc. as of April 30, 1998 and for the two years then ended have been audited by other auditors. That report, dated November 30, 1998 expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require tha we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
        An audit includes examining,on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting priciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Pathfinder Data Group, Inc. as of April 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.As discussed in the footnote, the Company has no assets, liabilities or operating business. Because of these factors, there is substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are discussed in the footnote. The financial statements do not include any adjustments that might result from the outcome of this incertainty.

        FERRARI & ASSOCIATES, P.C.

        Litchfield,New Hampshire
        July 19, 1999
                                      10

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

Berry,Dunn,McNeil & Parker

Manchester, New Hampshire
November 30, 1998
                                     11


                       PATHFINDER DATA GROUP, INC.

                             Balance Sheets

                          April 30, 1999 and 1998



                                 ASSETS
                                                            1999       1998

 Total assets                                          $      -    $      -



                       LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                            1999       1998
 Total liabilities                                     $      -    $      -

 Shareholders' deficit
   10% Series A cumulative convertible preferred stock,
    par value $.001; authorized 100,000 shares; stated
    value $10; issued and outstanding 7,600 shares        76,000     76,000
   Common stock - $.001 par value; authorized
    125,000,000 shares; issued and outstanding
    2,176,192 shares                                       2,176      2,176
   Additional paid-in capital                            167,414    167,414
   Accumulated deficit                                  (245,590)  (245,590)

                                                       $       -  $       -




The accompanying note is an integral part of these financial statements.

                                    12

                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

                  For the Years Ended April 30, 1999,1998 and 1997


                                            1999       1998    1997
Revenue                                     $ -        $  -    $   -

Operating expenses

        Loss from operations                  -            -       -

Nonoperating income

        Net loss                            $ -        $   -   $   -

Loss per common share                       $.00       $ .00   $ .00






The accompanying note is an integral part of these financial statements.

                                   -2-


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

                  For the Years Ended April 30, 1999,1998 and 1997


                                               1999         1998    1997

  Cash flows from operating activities
        Net loss                               $ -          $  -    $  -

          Net cash used in operating activities  -             -       -

  Net increase in cash                           -             -       -

  Cash, beginning of year                        -             -       -

  Cash, end of year                            $ .00      $ .00     $ .00-








The accompanying note is an integral part of these financial statements.

                                   14

                             PATHFINDER DATA GROUP, INC.

                           Notes to Financial Statements

                             April 30, 1999,1998 and 1997


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




                                     -4-

                                     15
<PAGE.


                                     PART III

   ITEM 10.   Directors and Executive Officers

        Name                            Age      Position
        ----                            ---      --------

   Allan S. Wolfe (1)                    67      Chairman of the Board,
                                                 President and Treasurer

   Betty Wolfe                           62      Secretary and a Director

   Robert A. Boyd                        64      Director

   Directors are elected to serve one-year terms and until successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. A description of the directors follows:

   (1) Mr. Wolfe is the only director and officer who will be actively engaged on a daily basis in the Registrant's business.

   ALLAN S. WOLFE, 67, is the President, Treasurer, Chairman of the Board of Directors, and majority shareholder of the Registrant. He has been Chief Executive Officer of Pathfinder from October, 1984 to present and President, Treasurer, and Chairman of the Board of the Registrant since May, 1986; from 1980 to 1984 he was Vice President of Audio of New England, Inc. , a corporation engaged in the same business as Pathfinder, as well as the retailing of hi-fi equipment to the public. He also serves since November , 1988 as President, Treasurer, and Chairman of the Board of Database Technologies,Inc. He was elected a Director of Camelot Corp. in May 1993 a public corporation headquartered in Dallas, Texas.

   BETTY WOLFE, 62, was formerly employed by Pathfinder Database, Inc. and Pathfinder Data Group Inc. since 1984. She is the wife of Allan S. Wolfe, President of the Registrant. Her capacity with Pathfinder Database, Inc. and Pathfinder Data Group Inc. was that of secretary and bookkeeper. Her functions were administrative. She also serves on the Board of Directors of Database Technologies,Inc.

   ROBERT A. BOYD, 64, is Product Manager of Interealty Corporation. Prior this position he was Vice President of Product Planning for Realtron Corporation. Prior to this position he was President of the Reeves Group Inc., a wholly owned subsidiary of Realtron Corporation which was engaged in new business development. Prior to that position Executive Vice President of Realtron Corporation, computer online and publishing services vendor to the real estate industry. Immediately prior to his employment with Realtron Corporation, he was a partner of The Roberts Company, computer systems consultants to Real Estate Boards, Multiple Listings Services and Multiple Listings Services vendor.

   At the Annual Meeting of the Registrant's Stockholders held October 28, 1988, the Stockholders approved an amendment to the Articles of Incorporation which to the fullest extent permitted by the Colorado Corporation Code eliminates the liability of the directors of the Registrant to the Registrant or its stockholders for monetary damages for breaches of their fiduciary duties as directors.

                                   16

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

   The Registrant currently maintains no employee benefit plans other than the Plan but may in the future adopt pension, profit-sharing and other employee benefit plans.
                                          17

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



                                            18

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

    A former director of the Registrant, Sidney Hoffman, sold 18,000 shares of the Registrant's stock between May 1, 1989 and June 7, 1989, leaving him with 179,789 shares. Allan S. Wolfe, the principal owner, officer and director of the Registrant, sold 20,000 shares on August 1, 1989, leaving him with 1,282,658.
                                            20

                                Part IV

    ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The financial statements and schedules filed with this report are as follows:

    Pathfinder Data Group Inc.

    1.         Financial Statements                             Page
               --------------------                             ----

               Report of Independent Certified
               Public Accountant                                  10-11

               Statement of Consolidated Balance Sheet for
               the year ended April 30, 1999                      12

               Consolidated Statement of Operations for the
               year ended April 30, 1999                          13


               Statement of Consolidated Cash Flow for
               the year ended April 30, 1999                      14

               Notes to Consolidated Financial Statements
               April 30, 1999                                     15

    All other schedules have been omitted because they are inapplicable or the required information is included elsewhere in the Financial Statements or the notes thereto.

         (b)   Reports on Form 8-K
               --------------------

    There are no current reports on Form 8-K filed by the Registrant during the quarter ended April 30,1999.

         (c)   Exhibits
               --------

    Reference is made to the Exhibit Index which begins on page 23 of this report.

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

                                           Date: July 21, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        (i)  Principal Executive Officer and Principal Financial Officer:
             -----------------------------------------------------------

              s/Allan S. Wolfe                          July 21, 1999

             ----------------------------             -----------------
             Allan S. Wolfe - Chairman of the Board,       (Date)
                              President, Chief Executive
                              Officer and Chief Financial Officer

        (ii) A Majority of the Directors
             ---------------------------
              s/Allan S. Wolfe                          July 21, 1999

             ----------------------------             -----------------
             Allan S. Wolfe                                (Date)

               s/Betty L. Wolfe                         July 21, 1999

             ----------------------------             -----------------
             Betty Wolfe                                   (Date)

               s/Robert A. Boyd                         July 21, 1999

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