Form 10-Q
period 1999-07-31
PATHFINDER DATA GROUP INC
filed 1999-08-30
CIK 718499

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the quarterly period Ending: July 31, 1999

       Commission File Number: 0-15089.

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

        Yes ____.       No _X___.

      The number of shares of the Common Stock of the Registrant outstanding on June 30, 1999:

    Common stock $.001 par value........................2,176,192


 Total Pages: 9



                          PATHFINDER DATA GROUP,INC.

                  FORM 10-Q                   JULY 31,1999


                PART I:   FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

         (following pages)

                                      2

                       PATHFINDER DATA GROUP, INC.

                             Balance Sheets

                              July 31, 1999


                                             July 31, 1999    April 30, 1999
                                                 (Unaudited)         (*)


                                 ASSETS


 Total assets                                          $      -    $      -

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   July 31, 1999  April 30,1999
                                                     (Unaudited)     (*)
 Total liabilities                                     $      -    $      -

 Shareholders' deficit
   10% Series A cumulative convertible preferred stock,
    par value $.001; authorized 100,000 shares; stated
    value $10; issued and outstanding 7,600 shares        76,000     76,000
   Common stock - $.001 par value; authorized
    125,000,000 shares; issued and outstanding
    2,176,192 shares                                       2,176      2,176
   Additional paid-in capital                            167,414    167,414
   Accumulated deficit                                  (245,590)  (245,590)

                                                       $       -  $       -




The accompanying note is an integral part of these financial statements.

 (*) Condensed from the Company's audited financial statements.
                                     3


                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

                    For the Three Months Ended July 31, 1999

                                            Three Months     Three Months
                                             Ending           Ending
                                            July 31, 1999    July 31,1998
Revenue                                     $ -               $   -

Operating expenses

        Loss from operations                  -                   -

Nonoperating income

        Net loss                            $ -               $   -

Loss per common share                       $.00              $ .00






The accompanying note is an integral part of these financial statements.


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

                  For the Three Months Ending July 31, 1999 and July 31, 1998

                                             Three Months   Three Months
                                              Ending          Endding
                                             July 31, 1999  July 31, 1998

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


                             PATHFINDER DATA GROUP, INC.

                           Notes to Financial Statements

                             April 30, 1999 and 1998


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



                                        6

                     PATHFINDER DATA GROUP,INC.

                   FORM 10-Q               JULY 31, 1999


                       PART I:  FINANCIAL INFORMTION

    ITEM 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


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


                    PATHFINDER DATA GROUP,INC.

                  FORM 10-Q                  JULY 3, 1999

         PART II:       OTHER INFORMATION


    ITEM 6 - Exhibits and Reports on Form 8-K
             (all incorprated by reference)

         a.  Exhibits

             None

         b.  Reports on Form 8-K

             1. Form 8-K, filed June 29, 1999, gave details of the
                Registrant's change of address.

             2. Form 8-K, filed July 19, 1999, gave details of the
                change in the Registrant's accounting firm from Berry, Dunn, McNeil & Parker (Manchester,NH) to Stephen J. Ferrari (Litchfield, NH)


                                      8
</PAGE

                     PATHFINDER DATA GROUP, INC.

             FORM 10-Q                         JULY 31, 1999



                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PATHFINDER DATA GROUP INC.
                             (Registrant)

                                     By:/s/ Allan S.Wolfe

                                            Allan S. Wolfe,
                                            Chairman of the Board, President,
                                            Chief Executive Officer, Chief
                                            Financial Officer, and a Director

                                           Date:  August 30,1999


                                         9

