Form 10-Q
period 1999-10-31
PATHFINDER DATA GROUP INC
filed 1999-12-03
CIK 718499

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the quarterly period Ending: October 31, 1999

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

        Yes _X___.       No ____.

      The number of shares of the Common Stock of the Registrant outstanding on June 30, 1999:

    Common stock $.001 par value........................2,176,192


 Total Pages: 9



                          PATHFINDER DATA GROUP,INC.

                  FORM 10-Q                   OCTOBER 31,1999


                PART I:   FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

         (following pages)

                                      2

                       PATHFINDER DATA GROUP, INC.

                               Balance Sheets

                              October 31, 1999


                                            October 31, 1999    April 30, 1999
                                                 (Unaudited)         (*)


                                 ASSETS


 Total assets                                          $      -    $      -

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                October 31, 1999  April 30,1999
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

 (*) Condensed from the Company's audited financial statements.
                                     3


                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

              Three Months Ending October 31, 1999 and October 31, 1998
                                   and
               Six Months Ending October 31, 1999 and October 31, 1998



             Three Months     Three Months       Six Months     Six months
               Ending           Ending            Ending          Ending
            October 31, 1999  October 31,1998  October 31,1999  October 31,1999
Revenue         $ -               $   -            $  -            $  -


Operating expenses

  Loss from
   operations
                  -                   -               -               -

Nonoperating income

 Net loss       $ -               $   -            $  -           $   -

Loss per
common share
                $.00              $ .00            $.00          $.00






The accompanying note is an integral part of these financial statements.
  (*) Condensed from the Company's audited financial statements.


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

            For The Three Months Ending October 31, 1999 and October 31, 1998
                                     and
            For The Six Minths Ending October 31, 1999 and October 31, 1998

             Three Months   Three Months    Six Months       Six Months
                Ending          Ending        Ending           Ending
           October 31, 1999 October 31, 1998 October 31,1999 October 31,1998

  Cash flows from operating activities
  Net loss        $ -          $  -             $  -           $  -

  Net cash used in
  operating activities
                    -             -                -              -

  Net increase
  in cash           -             -                -              -

  Cash,
  beginning of year
                    -             -                -              -

  Cash,
  end of year    $ -          $  -              $  -            $  -








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

                   FORM 10-Q               OCTOBER 31, 1999


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

                  FORM 10-Q                  OCTOBER 31, 1999

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

             FORM 10-Q                         OCTOBER 31, 1999



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



                            PATHFINDER DATA GROUP INC.
                             (Registrant)

                                     By:/s/ Allan S.Wolfe

                                            Allan S. Wolfe,
                                            Chairman of the Board, President,
                                            Chief Executive Officer, Chief
                                            Financial Officer, and a Director

                                           Date:  December 3,1999


                                         9

