Form 10-Q
period 2000-01-31
PATHFINDER DATA GROUP INC
filed 2000-03-06
CIK 718499

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the quarterly period Ending: January 31, 2000

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


 Total Pages: 9



                          PATHFINDER DATA GROUP,INC.

                  FORM 10-Q                   JANUARY 31,2000


                PART I:   FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

         (following pages)

                                      2

                       PATHFINDER DATA GROUP, INC.

                               Balance Sheets

                              January 31, 2000


                                            January 31, 2000    April 30, 1999
                                                 (Unaudited)         (*)


                                 ASSETS


 Total assets                                          $      -    $      -

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                January 31, 2000  April 30,1999
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

 (*) Condensed from the Company's audited financial statements.
                                     3


                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

              Three Months Ending January 31, 2000 and January 31, 1999
                                   and
              Nine Months Ending January 31, 2000 and January 31, 1999



             Three Months     Three Months      Nine Months    Nine months
               Ending           Ending            Ending          Ending
            January 31,2000  January 31,1999  January 31,2000 January 31,1999
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


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

            For The Three Months Ending January 31,2000 and January 31,1999
                                     and
            For The Nine Months Ending January 31,2000 and January 31,1999

             Three Months   Three Months    Nine Months     Nine Months
                Ending          Ending        Ending           Ending
           January 31,2000  January 31,1999 January 31,2000 January 31,1999

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

                   FORM 10-Q               JANUARY 31, 2000


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

                  FORM 10-Q                  JANUARY 31, 2000

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

             FORM 10-Q                         JANUARY 31, 2000



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



                            PATHFINDER DATA GROUP INC.
                             (Registrant)

                                     By:/s/ Allan S.Wolfe

                                            Allan S. Wolfe,
                                            Chairman of the Board, President,
                                            Chief Executive Officer, Chief
                                            Financial Officer, and a Director

                                           Date:  March 6,2000


                                         9

