Form 10KSB
period 2000-04-30
PATHFINDER DATA GROUP INC
filed 2000-08-14
CIK 718499

                                               Total number of pages: 22
                                               Index to Exhibits: page 19
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10KSB

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the fiscal year ended April 30, 2000. Commission File Number
    0-15089.

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

        Yes ____.       No _X___.

      The number of shares of the Common Stock of the Registrant outstanding on May 31, 2000 was 2,176,192. The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant as of May 31,2000 was approximately $9,000.

                    DOCUMENTS INCORPORATED BY REFERENCE
See Exhibit Description Index on Page 19.


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

         Operating Costs and Expenses

               The Registrant has not incurred any operating costs or any expenses because it has effectively ceased operations. Any small expenses incurred through filings etc. are paid by the majority shareholder, Chairman and President of the Registrant.

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




                                       7

    ITEM 7.   Financial Statements

    See the following pages. The Table of Contents to Financial Statements is found at Item 13.





     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL STATEMENTS

         The Registrant filed a Form 8K on July 19,1999 notifying of a change of its Public Accounting firm to Ferrari & Associates,PC.

         There were no disagreements with any of the Registrant's accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope of procedure, in connection with the audits of said fiscal year or any such engagement, which disagreements if not resolved to the satisfaction of such accountants would have caused such accountants to make reference in connection with their report to the subject matter of the disagreement.

                                      8




        FERRARI & ASSOCIATES, P.C.
        CERTIFIED PUBLIC ACCOUNTANTS


                        INDEPENDENT AUDITORS' REPORT


        The Stockholders and Board of Directors
        Pathfinder Data Group, Inc.

        We have audited the accompanying balance sheets of Pathfinder
        Data Group, Inc. as of April 30, 2000 and 1999, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
        An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Data Group, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

        FERRARI & ASSOCIATES, P.C.

        Bedford, New Hampshire
        July 3, 2000
                                      9

                       PATHFINDER DATA GROUP, INC.

                             Balance Sheets

                          April 30, 2000 and 1999



                                 ASSETS
                                                            2000       1999

 Total assets                                          $      -    $      -



                       LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                            2000       1999
 Total liabilities                                     $      -    $      -

 Shareholders' deficit
   10% Series A cumulative convertible preferred stock,
    par value $.001; authorized 100,000 shares; stated
    value $10; issued and outstanding 7,600 shares        76,000     76,000
   Common stock - $.001 par value; authorized
    125,000,000 shares; issued and outstanding
    2,176,192 shares                                       2,176      2,176
   Additional paid-in capital                            167,414    167,414
   Accumulated deficit                                  (245,590)  (245,590)

                                                       $       -  $       -




The accompanying note is an integral part of these financial statements.

                                    10

                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

                  For the Years Ended April 30, 2000 and 1999


                                            2000       1999
Revenue                                     $ -        $  -

Operating expenses

        Loss from operations                  -            -

Nonoperating income

        Net loss                            $ -        $   -

Loss per common share                       $.00       $ .00






The accompanying note is an integral part of these financial statements.

                                   -2-


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

                  For the Years Ended April 30, 2000 and 1999


                                               2000         1999

  Cash flows from operating activities
        Net loss                               $ -          $  -

          Net cash used in operating activities  -             -

  Net increase in cash                           -             -

  Cash, beginning of year                        -             -

  Cash, end of year                            $ .00       $ .00








The accompanying note is an integral part of these financial statements.

                                   12

                             PATHFINDER DATA GROUP, INC.

                           Notes to Financial Statements

                             April 30, 2000 and 1999


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




                                     -4-

                                     13

<PAGE.


                                     PART III

   ITEM 9.   Directors and Executive Officers

        Name                            Age      Position
        ----                            ---      --------

   Allan S. Wolfe (1)                    68      Chairman of the Board,
                                                 President and Treasurer

   Betty Wolfe                           63      Secretary and a Director

   Robert A. Boyd                        65      Director

   Directors are elected to serve one-year terms and until successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. A description of the directors follows:

   (1) Mr. Wolfe is the only director and officer who will be actively engaged on a daily basis in the Registrant's business.

   ALLAN S. WOLFE, 68, is the President, Treasurer, Chairman of the Board of Directors, and majority shareholder of the Registrant. He has been Chief Executive Officer of Pathfinder from October, 1984 to present and President, Treasurer, and Chairman of the Board of the Registrant since May, 1986; from 1980 to 1984 he was Vice President of Audio of New England, Inc. , a corporation engaged in the same business as Pathfinder, as well as the retailing of hi-fi equipment to the public. He also serves since November , 1988 as President, Treasurer, and Chairman of the Board of Database Technologies,Inc. He was elected a Director of Camelot Corp. in May 1993 a public corporation headquartered in Dallas, Texas.

   BETTY WOLFE, 63, was formerly employed by Pathfinder Database, Inc. and Pathfinder Data Group Inc. since 1984. She is the wife of Allan S. Wolfe, President of the Registrant. Her capacity with Pathfinder Database, Inc. and Pathfinder Data Group Inc. was that of secretary and bookkeeper. Her functions were administrative. She also serves on the Board of Directors of Database Technologies,Inc.

   ROBERT A. BOYD, 65, is Product Manager of Interealty Corporation. Prior this position he was Vice President of Product Planning for Realtron Corporation. Prior to this position he was President of the Reeves Group Inc., a wholly owned subsidiary of Realtron Corporation which was engaged in new business development. Prior to that position Executive Vice President of Realtron Corporation, computer online and publishing services vendor to the real estate industry. Immediately prior to his employment with Realtron Corporation, he was a partner of The Roberts Company, computer systems consultants to Real Estate Boards, Multiple Listings Services and Multiple Listings Services vendor.

   At the Annual Meeting of the Registrant's Stockholders held October 28, 1988, the Stockholders approved an amendment to the Articles of Incorporation which to the fullest extent permitted by the Colorado Corporation Code eliminates the liability of the directors of the Registrant to the Registrant or its stockholders for monetary damages for breaches of their fiduciary duties as directors.

                                   14

   ITEM 10. Executive Compensation

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

   The Registrant currently maintains no employee benefit plans other than the Plan but may in the future adopt pension, profit-sharing and other employee benefit plans.
                                          15


   ITEM 11.   Security Ownership of Certain Beneficial
              Owners and Management

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



                                            16

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


    ITEM 12.   Certain Relationships and Related Transactions

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

    A former director of the Registrant, Sidney Hoffman, sold 18,000 shares of the Registrant's stock between May 1, 1989 and June 7, 1989, leaving him with 179,789 shares. Allan S. Wolfe, the principal owner, officer and director of the Registrant, sold 20,000 shares on August 1, 1989, leaving him with 1,282,658.
                                             18

                                Part IV

    ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The financial statements and schedules filed with this report are as follows:

    Pathfinder Data Group Inc.

    1.         Financial Statements                             Page
               --------------------                             ----

               Report of Independent Certified
               Public Accountant                                  9

               Statement of Consolidated Balance Sheet for
               the year ended April 30, 2000                      10

               Consolidated Statement of Operations for the
               year ended April 30, 2000                          11


               Statement of Consolidated Cash Flow for
               the year ended April 30, 2000                      12

               Notes to Consolidated Financial Statements
               April 30, 2000                                     13

    All other schedules have been omitted because they are inapplicable or the required information is included elsewhere in the Financial Statements or the notes thereto.

         (b)   Reports on Form 8-K
               --------------------

    There are no current reports on Form 8-K filed by the Registrant during the quarter ended April 30,2000.

         (c)   Exhibits
               --------

    Reference is made to the Exhibit Index which begins on page 20 of this report.

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

                                           Date: July 26, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        (i)  Principal Executive Officer and Principal Financial Officer:
             -----------------------------------------------------------

              s/Allan S. Wolfe                          July 26, 2000

             ----------------------------             -----------------
             Allan S. Wolfe - Chairman of the Board,       (Date)
                              President, Chief Executive
                              Officer and Chief Financial Officer

        (ii) A Majority of the Directors
             ---------------------------
              s/Allan S. Wolfe                          July 26, 2000

             ----------------------------             -----------------
             Allan S. Wolfe                                (Date)

               s/Betty L. Wolfe                         July 26, 2000

             ----------------------------             -----------------
             Betty Wolfe                                   (Date)

               s/Robert A. Boyd                         June 26, 2000

             ----------------------------             -----------------
             Robert A. Boyd                                (Date)


                               INDEX TO EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K OF
                             PATHFINDER DATA GROUP, INC.
                      for the Fiscal Year Ended April 30, 2000

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