Form 10QSB
period 2000-07-31
PATHFINDER DATA GROUP INC
filed 2000-08-28
CIK 718499

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10QSB

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For the quarterly period Ending: July 31, 2000

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

        Yes _X___.       No ____.

      The number of shares of the Common Stock of the Registrant outstanding on May 31, 2000:

        Common Stock $.001 par value......................2,176,192


  Total number of pages: 9

                       PATHFINDER DATA GROUP,INC.

                FORM10QSB                          JULY 31, 2000

        ITEM 1 - Financial Statements

                (following pages)
                                   2

                       PATHFINDER DATA GROUP, INC.

                             Balance Sheets

                             July 31, 2000


                                   ASSETS


                                                  July 31, 2000  April 30, 2000
                                                    (Unaudited)      (*)

 Total assets                                          $    -       $      -



                       LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                    July 31, 2000  April 30,2000
                                                      (Unaudited)     (*)
 Total liabilities                                     $      -    $      -

 Shareholders' deficit
   10% Series A cumulative convertible preferred stock,
    par value $.001; authorized 100,000 shares; stated
    value $10; issued and outstanding 7,600 shares        76,000     76,000
   Common stock - $.001 par value; authorized
    125,000,000 shares; issued and outstanding
    2,176,192 shares                                       2,176      2,176
   Additional paid-in capital                            167,414    167,414
   Accumulated deficit                                  (245,590)  (245,590)

                                                       $       -  $       -




The accompanying note is an integral part of these financial statements.
    (*) Condensed from the Company's audited financial statements.


                        PATHFINDER DATA GROUP, INC.


                         Statements of Operations

             For the Three Months Ended July 31, 2000 and July 31, 1999


                                        Three Months   Three Months
                                          Ending         Ending
                                        July 31, 2000  July 31, 1999
Revenue                                     $ -        $  -

Operating expenses

        Loss from operations                  -            -

Nonoperating income

        Net loss                            $ -        $   -

Loss per common share                       $.00       $ .00






The accompanying note is an integral part of these financial statements.


                          PATHFINDER DATA GROUP, INC.

                           Statements of Cash Flows

               For the Three Months Ending July 31, 2000 and July 31, 1999

                                            Three Months   Three Months
                                               Ending        Ending
                                            July 31, 2000  July 31, 1999

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


                            PATHFINDER DATA GROUP,INC.

                   FORM 10QSB               JULY 31, 2000

                       PART I: FINANCIAL INFORMATION

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

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




                                       7

                          PATHFINDER DATA GROUP,INC.

                        FORM 10QSB          JULY 31,2000

              PART II:     OTHER INFORMATION

  ITEM 6 - Exhibits and Reports on Form 8-K
             (all incorporated by reference)

       a. Exhibits

          None
       b. Reports on Form 8-K

          None


                        PATHFINDER DATA GROUP, INC.

             FORM 10QSB                            JULY 31, 2000

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

                                           By: ______________________
                                               Allan S. Wolfe,
                                               President and Treasurer

                                           Date: August 28, 2000

                                      9